Form 10-Q
period 1995-09-30
SHELTON BANCORP INC
filed 1995-10-30
CIK 820786

Form 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

Commission File Number 0-17495

Shelton Bancorp, Inc.
--------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

06-1209317
--------------------------------------------------------------
(I.R.S. Employer Identification No.)

375 Bridgeport Avenue, Shelton, Connecticut 06484
--------------------------------------------------------------
(Address of principal executive offices)

(203) 944-2200
--------------------------------------------------------------
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes...X No...

On September 30, 1995 there were 1,397,249 shares outstanding of the Registrant's $1.00 par value common stock.

Part I - Financial Statements
Item 1. Unaudited Financial Statements

Consolidated Statements of Condition


                                                                      September 30,         June 30,
($ In thousands)                                                          1995          1994        1995
----------------------------------------------------------------------------------------------------------
Assets
Loans:
   Real estate                                                        $218,353      $202,170    $219,426
   Consumer installment                                                  5,549         5,917       5,859
   Held for sale (fair value $158-September, 1995; $98-June, 1995)         154              -         97
----------------------------------------------------------------------------------------------------------
      Total loans                                                      224,056       208,087     225,382
   Less allowance for loan losses                                        1,525         1,329       1,466
----------------------------------------------------------------------------------------------------------
      Net loans                                                        222,531       206,758     223,916
----------------------------------------------------------------------------------------------------------
Securities:
   Held to maturity (fair value $37,995-September, 1995;
     $38,640-September, 1994; $38,588-June, 1995)                       38,086        40,109      38,704
   Available for sale, at fair value                                    14,497        19,787      15,924
   Money market investments                                              4,423         6,506           2
   Trading account, at fair value                                             -          128            -
----------------------------------------------------------------------------------------------------------
      Total securities                                                  57,006        66,530      54,630
----------------------------------------------------------------------------------------------------------
      Total interest-bearing assets                                    279,537       273,288     278,546
Cash and due from banks                                                  8,489         7,511      10,132
Premises and equipment                                                   5,683         5,573       5,719
Accrued interest receivable                                              1,929         1,882       1,802
Investments in real estate                                                 849         1,290       1,101
Other real estate owned                                                    657           431         440
Other assets                                                             1,193         1,883       1,219
----------------------------------------------------------------------------------------------------------
Total assets                                                          $298,337      $291,858    $298,959
==========================================================================================================

Liabilities and stockholders' equity
Liabilities:
   Deposits:
    Time certificates                                                 $143,299      $134,110    $142,605
    Savings and NOW                                                     74,738        82,345      77,277
    Money market                                                        36,874        33,332      30,592
    Demand                                                              18,368        15,819      18,285
----------------------------------------------------------------------------------------------------------
      Total deposits                                                   273,279       265,606     268,759
Borrowings                                                               3,700         7,200       9,505
Accrued taxes and other liabilities                                        514           489         659
----------------------------------------------------------------------------------------------------------
      Total liabilities                                                277,493       273,295     278,923
----------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, $1.00 par value; authorized-1,000,000 shares;
     none issued                                                              -             -           -
   Common stock, $1.00 par value; authorized-5,000,000 shares;
     issued 1,500,707 shares September, 1995; 1,404,056 shares
     September, 1994; 1,446,799 shares June, 1995                        1,501         1,404       1,447
   Additional paid-in capital                                            8,411         7,731       8,000
   Retained earnings                                                    11,651        10,266      11,313
   Net unrealized gain (loss) on securities available for sale              31          (145)         26
   Treasury stock at cost-103,458 shares September, 1995;
     99,800 shares September, 1994; 103,458 shares June, 1995             (750)         (693)       (750)
----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                        20,844        18,563      20,036
----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $298,337      $291,858    $298,959
==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

 . Consolidated Statements of
    Changes in Stockholders' Equity


                                           Common  Additional   Retained    Net Unrealized Gain  Treasury           Total
                                            Stock     Paid-in   Earnings   (Loss) on Securities     Stock   Stockholders'
(In thousands)                                        Capital                Available for sale   at Cost          Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                  $1,404      $7,730     $9,914                   ($93)    ($693)        $18,262
Net income                                      -           -       547                       -         -            547
Options exercised                               -          1           -                      -         -              1
Cash dividends ($0.15 per share)                                   (195)                                            (195)
Increase in net unrealized loss
  on securities available for sale              -           -          -                   (52)         -            (52)
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994             $1,404      $7,731    $10,266                  ($145)    ($693)        $18,563
=========================================================================================================================







(In thousands)
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                  $1,447      $8,000    $11,313                    $26     ($750)        $20,036
Net income                                      -           -       555                       -         -            555
Cash dividends ($0.16 per share)                                   (217)                                            (217)
Options exercised                             54         411           -                      -         -            465
Increase in net unrealized gain
  on securities available for sale              -           -          -                     5          -              5
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995             $1,501      $8,411    $11,651                    $31     ($750)        $20,844
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

 . Consolidated Statements of Income


                                                                Three months ended
(In thousands, except per share data) September 30,                  1995             1994
-------------------------------------------------------------------------------------------
Interest income
Loans                                                             $ 4,307         $  3,555
Securities                                                            796              885
Money market and other                                                 27               39
-------------------------------------------------------------------------------------------
   Total interest income                                            5,130            4,479
-------------------------------------------------------------------------------------------
Interest expense
Deposits                                                            2,761            2,186
Borrowings                                                             88              124
-------------------------------------------------------------------------------------------
   Total interest expense                                           2,849            2,310
-------------------------------------------------------------------------------------------
   Net interest income                                              2,281            2,169
Provision for loan losses                                             105               75
-------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses              2,176            2,094
-------------------------------------------------------------------------------------------
Non-interest income
Banking service charges                                               275              241
Income from real estate investments                                    67                3
Loan servicing fees                                                    42               44
Trust fees                                                             33               24
Gain on sale of loans                                                   2                2
Trading account gains                                                    -              24
Other                                                                  40               27
-------------------------------------------------------------------------------------------
   Total non-interest income                                          459              365
-------------------------------------------------------------------------------------------
Non-interest expense
Salaries and benefits                                                 834              760
Premises and equipment                                                345              257
Professional services                                                 213              161
Other real estate owned                                                36               16
Insurance premiums                                                     18              176
Other                                                                 222              182
-------------------------------------------------------------------------------------------
   Total non-interest expense                                       1,668            1,552
-------------------------------------------------------------------------------------------
Earnings
Income before income taxes                                            967              907
Provision for income taxes                                            412              360
-------------------------------------------------------------------------------------------
Net income                                                         $  555           $  547
===========================================================================================
Net income per share
Primary                                                            $ 0.41           $ 0.40
Fully diluted                                                        0.41             0.40
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


 . Consolidated Statements of Cash Flows

(In thousands) Year ended September 30,                          1995      1994
--------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                   $    555  $    547
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    (Gain) loss on sale of:
       Loans held for sale                                          2        (2)
       Real estate investments                                    (86)       (3)
       Trading account                                              -       (24)
    Depreciation and amortization                                 114       108
    Loss provisions                                               113       148
    Amortization of premium on other securities                    40        28
    Deferred income taxes expense (benefit)                        29       (62)
    Amortization of premium on mortgage-backed securities          24        34
    Amortization of deferred loan origination fees                (69)      (61)
    Changes in operating assets and liabilities:
       Accrued interest receivable                               (127)     (221)
       Accrued taxes and other liabilities                       (145)       (6)
       Other assets                                              (688)     (131)
       Trading account assets                                       -         3
--------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities      (238)      358
--------------------------------------------------------------------------------
Cash flows from investing activities
Loans for portfolio
  Net (increase) decrease                                       1,406   (11,347)
  Purchases                                                         -    (5,500)
Loans held for sale
  Proceeds from sales                                             230       324
  Net increase                                                   (289)     (322)
Mortgage-backed securities held to maturity
  Repayments                                                      480       690
Securities held to maturity
  Proceeds from maturities                                        100       100
  Purchases                                                       (24)        -
Securities available for sale
  Proceeds from maturities                                      1,500       910
  Purchases                                                       (84)      (47)
Proceeds from sale of real estate investments                     610       391
Proceeds from sale of other real estate owned                     154       118
Additions to investments in real estate                            48      (228)
Purchase of premises and equipment                                (78)      (47)
Net increase in money market investments                       (4,421)   (1,714)
--------------------------------------------------------------------------------
        Net cash used in investing activities                    (368)  (16,672)
--------------------------------------------------------------------------------
Cash flows from financing activities
Borrowings
  Proceeds from short-term borrowings                          13,414     4,000
  Repayment of short-term borrowings                          (19,219)   (2,000)
Net increase in other deposit accounts                          3,826        28
Net increase in time certificates of deposit                      694    13,532
Options exercised                                                 465         1
Dividends paid                                                   (217)     (195)
--------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities    (1,037)   15,366
--------------------------------------------------------------------------------

        Net decrease in cash and due from banks                (1,643)     (948)
Cash and due from banks at beginning of period                 10,132     8,459
--------------------------------------------------------------------------------
Cash and due from banks at end of period                     $  8,489  $  7,511
================================================================================
Supplemental information
Cash paid during the period for:
  Interest                                                   $  2,827  $  2,298
  Income taxes                                                    462       401
Noncash investing activities:
  Loans transferred to other real estate owned                    302         -
  Net unrealized (gain) loss on securities available
    for sale                                                       (5)       52
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of presentation

The accompanying consolidated financial statements include the accounts of Shelton Bancorp, Inc. ("Bancorp" or the "Registrant" and its subsidiary Shelton Savings Bank (the "Bank"), collectively referred to as the "Company". In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all material adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

The consolidated financial statements necessarily include some amounts that are based on estimates, the most significant of which relate to the adequacy of the allowance for loan losses, and the valuation of other real estate owned ("OREO") and investments in real estate. As these estimates are highly susceptible to changes in the state of the general economic environment, actual results could differ significantly from such estimates.

The Company specializes in residential real estate lending and also engages in the development and sale of residential real estate. Loans collateralized by real estate located in Connecticut and direct investments in local real estate development projects comprise most of the Company's total assets. This concentration is the result of the Company targeting its lending activities to the geographic area where management is familiar with housing and economic trends, combined with the Company's long standing commitment to meeting the credit needs of the communities from which it obtains deposit funds. As essentially all of the Company's business is conducted in Connecticut, the overall profitability of the Company is heavily dependent on the state of the general economic environment within Connecticut.

The accompanying consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's annual report for the year ended June 30, 1995, as filed with the Securities and Exchange Commission on Form 10-K.

Reclassifications have been made to the prior year's consolidated financial statements to conform to the current reporting format. The results of operations for the three months ended September 30, 1995, are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1996.

Note 2 - Net income per share

Net income per share has been calculated by dividing net income by the weighted average number of common shares outstanding during the period, plus common share equivalents when dilutive. The latter consists of shares issuable upon the exercise of stock options. The dilutive effect of stock options on primary income per share is computed utilizing the average market price of the Company's stock during the period. When calculating fully diluted income per share, the dilutive effect of stock options is computed utilizing the greater of the closing market price or the average market price during the period.

The number of shares used in the calculation of income per share were as follows:



----------------------------------------------------------------------------------------
                                                                    Three Months Ended
September 30,                                                           1995      1994
----------------------------------------------------------------------------------------
Primary net income per share                                        1,364,958  1,380,261
----------------------------------------------------------------------------------------
Fully net diluted income per share                                  1,364,958  1,380,261
----------------------------------------------------------------------------------------

Note 3 - Contingencies, commitments and financial instruments with off-balance sheet credit risk

The Company is a party to various legal proceedings incident to its business. In the opinion of management, the resolution of these proceedings will not have a material effect on the Company.

In the normal course of business, the Company enters into agreements to extend credit which are not reflected in the accompanying consolidated financial statements.

Commitments to extend credit consisted of the following:

--------------------------------------------------------------------------------------------------------------------------
(In thousands)                           September 30, 1995                                   June 30, 1995
                                   Fixed    Variable or                               Fixed    Variable or
                                Interest    Adjustable                             Interest    Adjustable
                                    Rate   Interest Rate         Total                 Rate   Interest Rate       Total
--------------------------------------------------------------------------------------------------------------------------
Home equity credit lines       $       -   $   9,244        $    9,244            $       -    $   9,162      $   9,162
Mortgage loans                         -       5,018             5,018                  195        6,151          6,346
Letters of credit                      -       2,774             2,774                    -        2,463          2,463
Personal credit lines                772           -               772                  822            -            822
--------------------------------------------------------------------------------------------------------------------------
Total                          $     772   $  17,036        $   17,808            $   1,017    $  17,776      $  18,793
==========================================================================================================================

Since the Company can terminate a loan commitment if the buyer does not comply with the terms of the contract, and some of the agreements may expire without being drawn upon, they do not necessarily represent a future cash requirement of the Company. Prior to entering into any agreement to extend credit, the Company evaluates the customer's credit-worthiness in accordance with the Company's loan underwriting standards. In most cases the agreements are collateralized with real estate and the customer is required to pay a non-refundable fee. The Company's maximum exposure to credit loss is the total contract amount of the agreements. In addition, the possibility of future increases in market interest rates may result in a decline in the market value of fixed-rate loans. Management does not, however, anticipate any material losses as a result of these agreements and does not consider them to represent an undue level of credit, interest or liquidity risk for the Company.

To reduce the risk of a potential decline in the market value of fixed rate loans being originated for sale, the Company enters into contracts to sell such loans at a pre-agreed upon price and date. The primary risk from these contracts is the potential inability of the Company to deliver such loans in accordance with the terms of the contract, in which case the Company would be obligated to compensate the buyer for any decline in the market value of the contractual amount of loans that were not delivered.

Note 4 - Merger agreement

On June 20, 1995, the Company entered into a definitive merger agreement pursuant to which Webster Financial Corporation ("Webster") has agreed to acquire the Company. Under the terms of the agreement, stockholders of the Company will receive .92 of a share of Webster common stock, in a tax free exchange, for each of their shares of the Company's common stock. The exchange ratio is not subject to market price adjustment. Subject to shareholder and regulatory approvals, the acquisition of the Company by Webster is expected to close during the quarter ended December 31, 1995.

Note 5 - Change in method of accounting

As discussed under Item 2 of this report, on July 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The adoption of FAS 114 did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Financial Highlights



----------------------------------------------------------------------------------------------------
($ In thousands, except per share data)                                       Three Months Ended
September 30,                                                                     1995      1994
----------------------------------------------------------------------------------------------------
For the Period
Interest income                                                              $   5,130 $   4,479
Interest expense                                                                 2,849     2,310
Net interest income                                                              2,281     2,169
Net income                                                                         555       547

Per share data
Book value                                                                   $   14.92 $   14.23
Primary net income per share                                                      0.41      0.40
Fully diluted net income per share                                                0.41      0.40
Cash dividends declared                                                           0.16      0.15

Selected Financial Ratios
Yield on interest-bearing assets                                                  7.31 %    6.73 %
Cost of funds                                                                     4.38      3.68
Interest rate spread                                                              2.93      3.05
Net interest margin                                                               3.27      3.28
Return on average assets                                                          0.75      0.77
Return on average equity                                                         10.83     11.77
Average equity to average assets                                                  6.89      6.52
Dividend payout ratio                                                            39.10     35.65
At end of period:
  Tier 1 leverage ratio of bank subsidiary                                        6.32      5.96
  Tier 1 risk-based ratio of bank subsidiary                                     11.87     11.54
  Total risk-based ratio of bank subsidiary                                      12.84     12.37
  Non-performing assets to total loans and OREO                                   1.25      1.30
  Non-performing loans to total loans                                             0.96      1.10
  Allowance for loan losses to total loans                                        0.68      0.64
  Allowance for loan losses to non-performing loans                              71.13     58.21

At End of Period                                                          September 30   June 30,
                                                                                  1995      1995
----------------------------------------------------------------------------------------------------
Net loans                                                                    $ 222,531 $ 223,916
Securities                                                                      57,006    54,630
Total assets                                                                   298,337   298,959
Deposits                                                                       273,279   268,759
Borrowings                                                                       3,700     9,505
Stockholders' equity                                                            20,844    20,036
Outstanding shares                                                           1,397,249 1,304,256
----------------------------------------------------------------------------------------------------

Overview

The major components of the change in total assets, liabilities and equity were as follows:

----------------------------------------------------------------------------------------------------
($ In thousands)                            September 30,        June 30,     Change  Annualized
                                                     1995            1995                 Growth
                                                                                            Rate
----------------------------------------------------------------------------------------------------
Assets:
Net loans                                       $ 222,531       $ 223,916  $  (1,385)         (2)%
Securities held to maturity                        38,086          38,704       (618)         (6)
Other securities                                   18,920          15,926      2,994          75
----------------------------------------------------------------------------------------------------
   Total interest-bearing assets                  279,537         278,546        991           1
Investments in real estate                            849           1,101       (252)        (92)
Other real estate owned                               657             440        217         197
Other assets                                       17,294          18,872     (1,578)        (33)
----------------------------------------------------------------------------------------------------
Total assets                                    $ 298,337       $ 298,959  $    (622)         (1)%
====================================================================================================

Liabilities and stockholders' equity:
Time certificates of deposit                    $ 143,299       $ 142,605  $     694           2 %
Savings and NOW accounts                           74,738          77,277     (2,539)        (13)
Money market deposits                              36,874          30,592      6,282          82
Borrowings                                          3,700           9,505     (5,805)       (244)
----------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities             258,611         259,979     (1,368)         (2)
Demand deposits                                    18,368          18,285         83           2
Other liabilities                                     514             659       (145)        (88)
Stockholders' equity                               20,844          20,036        808          16
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $ 298,337       $ 298,959  $    (622)         (1)%
====================================================================================================

The major components of the change in year-to-date net income were as follows:


----------------------------------------------------------------------------------------------------
($ In thousands)                                     Three Months End              Change
September 30,                                        1995       1994          Amount     Percent
----------------------------------------------------------------------------------------------------
Net interest income                             $   2,281  $   2,169       $     112           5 %
Provision for loan losses                             105         75              30          40
Core non-interest income                              390        336              54          16
Core non-interest expense                           1,632      1,536              96           6
----------------------------------------------------------------------------------------------------
  Core pre-tax earnings                               934        894              40           4
Gains from asset sales                                 69         29              40         138
Other real estate owned expense                        36         16              20         125
----------------------------------------------------------------------------------------------------
  Income before income taxes                          967        907              60           7
Provision for income taxes                            412        360              52          14
----------------------------------------------------------------------------------------------------
Net income                                      $     555  $     547       $       8           1 %
====================================================================================================

Loans
Loans consisted of the following

----------------------------------------------------------------------------------------------------
($ In thousands)                           September 30,         June 30,     Change  Annualized
                                                    1995             1995                 Growth
                                                                                            Rate
----------------------------------------------------------------------------------------------------
Real estate loans:
  First mortgages                              $ 178,827        $ 180,298  $  (1,471)         (3)%
  Home equity credit lines                        18,702           18,668         34           1
  Commercial                                      14,496           13,136      1,360          41
  Residential construction                         5,166            5,266       (100)         (8)
  Commercial construction                            989            1,194       (205)        (69)
  Second mortgage                                    959            1,024        (65)        (25)
  Held for sale                                      154               97         57         235
  Deferred loan origination fees                    (786)            (775)       (11)          6
----------------------------------------------------------------------------------------------------
    Total real estate loans                      218,507          218,908       (401)         (1)
Consumer installment                               5,549            5,859       (310)        (21)
----------------------------------------------------------------------------------------------------
Total loans                                    $ 224,056        $ 224,767  $    (711)         (1)%
====================================================================================================

As part of its interest rate risk management program, the Company's lending for portfolio centers on adjustable rate mortgage loans ("ARMs") collateralized by 1-4 family residential properties. The interest rate that the Company charges on ARMs generally adjusts annually based on the National Monthly Median Cost of Funds Index, an index that approximates the Company's own cost of funds. The Company has also placed strong emphasis on the origination of floating rate home equity credit lines. The rate on these credit lines is subject to monthly adjustment, based on changes in the prime interest rate. The Company currently sells the majority of its fixed rate mortgage loan originations in the secondary market.

Since ARMs are the Company's primary lending product for portfolio, demand ARMs generally drives the Company's overall growth and is one of the primary determinants of core profitability. Demand for ARMs generally increases when their opening first year rate is significantly lower than the rate available on a comparable fixed rate mortgage. As this was not the case during the three months September 30, 1995, total loans declined by $1.3 million during the period.

Non-performing assets
Non-performing assets consisted of the following:

----------------------------------------------------------------------------------------------------
($ In thousands)                           September 30,       June 30,      Change     Annualized
                                                    1995           1995                     Growth
                                                                                              Rate
----------------------------------------------------------------------------------------------------
Loans past due 90 days or more:
  Nonaccrual                                   $   2,028      $   2,490   $    (462)           (74)%
  Accrual                                            116            116           0              0
----------------------------------------------------------------------------------------------------
    Total loans past due 90 days or more           2,144          2,606        (462)           (71)
----------------------------------------------------------------------------------------------------
OREO                                                 657            442         215            195
Allowance for OREO losses                              -             (2)          2           (400)
----------------------------------------------------------------------------------------------------
Non-performing assets                          $   2,801      $   3,046   $    (245)           (32)%
====================================================================================================
Restructured loans                             $      99      $     100   $      (1)            (4)%
====================================================================================================
Non-performing assets to total loans and OREO       1.25 %         1.35 %     (0.10)%          (30)%
Allowance for loan losses to total loans past due
  90 days or more                                  71.13          56.25       14.88            106
As a percentage of total loans:
  Loans past due 90 days or more                    0.96           1.16       (0.20)           (69)
  Allowance for loan losses                         0.68           0.65        0.03             18
====================================================================================================

Loans past due 90 days or more consisted of the following:

----------------------------------------------------------------------------------------------------
($ In thousands)                            September 30,      June 30,      Change     Annualized
                                                     1995          1995                     Growth
                                                                                              Rate
----------------------------------------------------------------------------------------------------
1-4 family residential properties              $   2,138      $   2,604   $    (466)           (72)%
Consumer installment                                   6              2           4            800
----------------------------------------------------------------------------------------------------
Total loans past due 90 days or more           $   2,144      $   2,606   $    (462)           (71)%
====================================================================================================

Not included in the tables above are loans that, in management's opinion, warrant monitoring due to varying degrees of documentation deficiencies supporting the borrowers' current financial position. These deficiencies have created some uncertainty, but not serious doubts, as to the borrowers' ability to comply with the loan repayment terms in the future. Such loans totaled $505,000 at September 30, 1995.

The accrual of interest income is generally discontinued when a loan becomes past due 90 days or more, or earlier if reasonable doubt exists as to its ultimate collectibility. When the accrual of interest income is discontinued, all previously accrued and uncollected interest income is generally reversed against the current period's interest income. The accrual of interest on loans past due 90 days or more may be continued when the net realizable value of the property collateralizing the loan is sufficient to discharge all principal and accrued interest income due on the loan. A nonaccrual loan is restored to an accrual status when it is no longer delinquent and the collectibility of interest and principal is no longer in doubt.

The amount of interest income recognized on nonaccrual and restructured loans, versus the amount that would have been recognized under the original contract terms was:

--------------------------------------------------------------------------------
(In thousands)                                              Three Months Ended
September 30,                                                    1995      1994
--------------------------------------------------------------------------------
Interest income recorded:
  Nonaccrual loans                                          $       3 $       3
  Restructured loans                                                2         2
Interest income under original contract terms:
  Nonaccrual loans                                                 49        32
  Restructured loans                                                2         3
================================================================================

Loss allowances
The changes in the loss allowances were as follows:

--------------------------------------------------------------------------------
(In thousands)                                    Loans               OREO
Three months ended September 30,             1995      1994      1995      1994
--------------------------------------------------------------------------------
Beginning balance                       $   1,466 $   1,273 $       2 $      54
Provision charged to expense                  105        75         8         6
Net charge-offs                               (46)      (19)      (10)      (30)
--------------------------------------------------------------------------------
Ending balance                          $   1,525 $   1,329 $       - $      30
================================================================================

On July 1, 1995 the Company adopted SFAS 114. Under the new standard, a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans and the related allowance for loan losses is generally based on the present value of expected future cash flows, discounted at the loan's effective interest rate.

As permitted by the statement, smaller balance homogeneous loans, such as personal loans and loans collateralized by residential properties, may be excluded from the provisions of FAS 114. As all of the Company's impaired loans are currently comprised of such smaller balance homogeneous loans, the adoption of FAS 114 did not have an impact on the Company's financial position or results of operations.

The allowance for loan losses is established through charges against income and is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio. Management's estimate of the adequacy of the allowance for loan losses is based on evaluations of individual loans, estimates of current collateral values and the results of regulatory examinations. Management also evaluates the general risk characteristics inherent in the loan portfolio, concentrations of credit risk, prevailing and anticipated economic conditions, and historical loan loss experience. Loans are charged against the allowance for loan losses when management believes that collection is unlikely. Any subsequent recoveries are credited to the allowance for loan losses when received.

Loans are originally transferred to OREO at the lower of the loan balance or the fair value of the property. If, on the date of transfer, the loan balance exceeds the fair value of the property, the excess is charged-off against the allowance for loan losses. An allowance for OREO losses is established whenever the carrying value of an individual property exceeds its current fair value, net of estimated selling costs.

Securities
The cost, fair value and gross unrealized gains and losses on securities held to maturity were as follows:

--------------------------------------------------------------------------------
(In thousands) September 30, 1995         Cost       Gross       Gross      Fair
                                                Unrealized  Unrealized
                                                     Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury                         $ 19,530  $      283   $      62  $ 19,751
U.S. agencies and corporations:
  Mortgage-backed                       13,401           -         301    13,100
  Other                                  1,999           1          16     1,984
Corporate bonds, notes and debentures    3,156          14          10     3,160
--------------------------------------------------------------------------------
Securities held to maturity             38,086         298   $     389  $ 37,995
================================================================================
--------------------------------------------------------------------------------
(In thousands) June 30, 1995              Cost       Gross       Gross      Fair
                                                Unrealized  Unrealized
                                                     Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury                         $ 19,543  $      306   $      67  $ 19,782
U.S. agencies and corporations:
  Mortgage-backed                       13,905           -         332    13,573
  Other                                  1,999           1          26     1,974
Corporate bonds, notes and debentures    3,257          19          17     3,259
--------------------------------------------------------------------------------
Securities held to maturity             38,704         326   $     442  $ 38,588
================================================================================

The cost, fair value and gross unrealized gains and losses on securities available for sale were as follows:

--------------------------------------------------------------------------------
(In thousands) September 30, 1995         Cost       Gross       Gross      Fair
                                                Unrealized  Unrealized
                                                     Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury                         $  6,919   $      16   $       8  $  6,927
U.S. agencies and corporations             200           -           -       200
Equities                                 7,325          90          45     7,370
--------------------------------------------------------------------------------
Securities available for sale         $ 14,444   $     106   $      53  $ 14,497
================================================================================
--------------------------------------------------------------------------------
(In thousands) June 30, 1995              Cost       Gross       Gross      Fair
                                                Unrealized  Unrealized
                                                     Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury                         $  8,317   $      29   $      26  $  8,320
U.S. agencies and corporations:            300           -           -       300
Equities                                 7,262          80          38     7,304
--------------------------------------------------------------------------------
Securities available for sale         $ 15,879   $     109   $      64  $ 15,924
================================================================================

Debt securities that the Company has the intent and ability to hold until maturity are classified as held to maturity and carried at amortized cost. Securities purchased for resale, in anticipation of short-term gains, are classified as trading accounts and carried at fair value. All other debt and equity securities are classified as available for sale. Securities in this classification may be sold in response to changes in a number of factors, including the Company's liquidity needs and market interest rate movements. Available for sale securities are carried at fair value and unrealized holding gains and losses, net of income taxes, are reported as a separate component of stockholders' equity. The cost basis of a security that has experienced other than a temporary decline in fair value is written down to fair value by a charge to security gains and losses.

Investments in real estate
Investments in real estate consisted of the following:

--------------------------------------------------------------------------------------------
(In thousands)                               September 30,  June 30,    Change  Annualized
                                                      1995      1995                Growth
                                                                                      Rate
--------------------------------------------------------------------------------------------
Direct:
  Stonebridge (30 lot residential subdivision)     $   749   $ 1,035   $  (286)       (111)%
Allowance for losses                                   (50)      (50)        -           -
Joint venture:
  Walnut Estates (19 lot residential subdivision)      150       116        34         117
--------------------------------------------------------------------------------------------
Investments in real estate                         $   849   $ 1,101   $  (252)        (92)%
============================================================================================

Income (loss) from investments in real estate consisted of the following:

--------------------------------------------------------------------------------------------
(In thousands)                                                          Three months ended
September 30,                                                             1995        1994
--------------------------------------------------------------------------------------------
Joint ventures                                                         $    35     $    73
Direct                                                                      32          (3)
Provision for losses                                                         -         (67)
--------------------------------------------------------------------------------------------
Income from real estate investments                                    $    67     $     3
============================================================================================

Investments in real estate are carried at the lower of cost or estimated fair value. An allowance for losses on real estate investments is established whenever the cost basis of an individual property exceeds the net present value of its estimated future cash flows.

The development phase of the Stonebridge project, located in Oxford, Connecticut, is expected to be completed during the quarter ending December 31, 1995. A total of 17 lots have been sold since the project entered the sales phase in December, 1994. Based on current projections, the Company expects to sell the remaining 13 lots within the next 8 to 13 months.

As an equity partner in joint ventures with local developers, the Company typically receives 50% of the venture's net profits. Both the Company and its partner are generally required to make capital contributions, in equal amounts, to the venture. The Walnut Estates joint venture project, located in Shelton, Connecticut, entered its sales phase during the latter part of fiscal 1993. Current projections indicate that the 1 remaining lot will be sold during the quarter ending December 31, 1995.

A change in federal regulations has made it necessary for the Company to divest itself of all real estate investments by December 19, 1996. Given the length of time remaining to complete such divestiture, the Company has not found it necessary to make significant changes in the timing of expenditures, sales prices or any other material aspects of its real estate investments.

Deposits
Deposits consisted of the following:

--------------------------------------------------------------------------------
($ In thousands)            September 30,    June 30,      Change   Annualized
                                     1995        1995                   Growth
                                                                          Rate
--------------------------------------------------------------------------------
Time certificates               $ 143,299   $ 142,605   $     694            2 %
Savings                            57,906      61,459      (3,553)         (23)
NOW                                16,832      15,818       1,014           26
Money market                       36,874      30,592       6,282           82
Demand deposits                    18,368      18,285          83            2
--------------------------------------------------------------------------------
Total deposits                  $ 273,279   $ 268,759   $   4,520            7 %
================================================================================

During the past three months the Company's marketing efforts centered on attracting relatively low cost money market accounts. As a result, growth in money market accounts was primarily responsible for the 7% annualized growth rate in total deposits during the three months ended September 30, 1995.

Borrowings
Borrowings consisted of the following:

--------------------------------------------------------------------------------
($ In thousands)            September 30,    June 30,      Change   Annualized
                                     1995        1995                   Growth
                                                                          Rate
--------------------------------------------------------------------------------
Long-term borrowings            $   3,700   $   3,700   $       -            - %
Short-term borrowings                   -       5,805      (5,805)        (400)
--------------------------------------------------------------------------------
Total borrowings                $   3,700   $   9,505   $  (5,805)        (244)%
================================================================================

Borrowings are utilized to fund any shortfall between loan growth, and the cash flow provided by deposit growth and the sale or maturity of securities. A decline in the loan portfolio, combined with the cash flow generated by deposit growth, provided the Company with the funds necessary to pay-off $5.8 million in short-term borrowings during the quarter ended September 30, 1995.

Asset/Liability management
The following table presents the expected maturities, or period to repricing, of the Company's assets and liabilities at September 30, 1995:

-------------------------------------------------------------------------------------------------
(In thousands)                                  Rate Sensitive or Due in:
                               Three        Over    Over Six        Total        Over       Total
                           Months or    Three to   Months to       Within    One Year
                                less  Six Months    One Year     One Year
-------------------------------------------------------------------------------------------------
Assets:
Interest-bearing assets:
   Loans                   $  59,500   $  38,286   $  77,790   $  175,576   $  48,480   $ 224,056
   Securities                  8,979       1,301       2,046       12,326      40,257      52,583
   Money market and
     other securities          4,423           -           -        4,423           -       4,423
-------------------------------------------------------------------------------------------------
     Total interest-bearing
       assets                 72,902      39,587      79,826      192,325      88,737     281,062
Other assets, net                  -           -           -            -      17,275      17,275
-------------------------------------------------------------------------------------------------
Total assets                  72,902      39,587      79,836      192,325     106,012     298,337
-------------------------------------------------------------------------------------------------

Liabilities and
    stockholders' equity:
Interest-bearing liabilities:
   Time certificates          28,408      19,316           -       85,240      58,059     143,299
   Regular savings            57,906           -           -       57,906           -      57,906
   NOW accounts               16,832           -           -       16,832           -      16,832
   Money market accounts      36,874           -           -       36,874           -      36,874
   Borrowings                      -           -        1,000       1,000       2,700       3,700
-------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities           140,020      19,316       38,516     197,852      60,759     258,611
Demand deposits                    -           -            -           -      18,368      18,368
Other liabilities                  -           -            -           -         514         514
Stockholders' equity               -           -            -           -      20,844      20,844
-------------------------------------------------------------------------------------------------
Total liabilities and
    stockholders' equity:
-------------------------------------------------------------------------------------------------
Rate sensitivity GAP       $ (67,118)  $  20,271   $  41,320   $   (5,527)  $   5,527   $       -
=================================================================================================

The preceding table presents the Company's rate sensitivity GAP at September 30, 1995. GAP analysis is a basic interest rate risk measurement tool that provides management with an indication of the effect that future interest rate movements could have on the Company. When liabilities reprice or mature at a faster pace than assets, a negative GAP position exists. A negative rate sensitivity GAP indicates that net interest income would tend to decrease as interest rates rise, and increase as rates fall. Conversely, if a positive GAP position exists, net interest income would tend to rise with increases in interest rates, and fall as rates drop.

The Company's asset/liability management program focuses on minimizing interest rate risk by maintaining what management considers an appropriate balance between the volume of assets and liabilities maturing or subject to repricing within the same time interval. In an effort to maximize the net interest margin at all levels of the interest rate cycle, lending centers on adjustable rate loans, the average rates on which float at a positive spread over the average cost of the liabilities funding the loans.

This focus on adjustable rate lending has served to minimize fluctuations in the net interest margin in the past, evidenced by the Company's ability to maintain the net interest margin at over 3.20% during each of the past five fiscal years. By comparison, the cost of funds varied between a high of 7.26% and a low of 3.60% during the same time period.

As GAP analysis is only a static view of potential interest rate risk, management also utilizes multiple simulation analysis techniques to estimate how the repricing and maturity mix of assets and liabilities could change in response to future interest rate changes, and the effect of such changes on the Company's net interest income and liquidity position. If these analyses indicate a high degree of significant adverse change in net interest income or liquidity, current funding strategies and asset mix would be changed to minimize the Company's potential risk exposure.

Liquidity
The Company regularly monitors its ability to profitably fund both short and long-term growth in its lending and other investment activities. The Company also monitors its capacity to fund any rapid unforeseen large cash outflows in an orderly and cost effective manner.

As lending is the Company's single largest investment activity, the Company's cash requirements are primarily determined by the level of loan demand. Loan demand varies in response to changes in market interest rates, the state of the economy and competition. The Company's second largest investment activity is the holding of securities. The majority of the Company's securities can either be sold or used as collateral for short-term borrowings, providing a source of cash to fund unforeseen rapid outflows of funds.

Deposits, specifically time certificates of deposit, are the Company's primary financing source. As the Company does not accept brokered deposits or offer premium rates to attract large denomination certificates of deposit, essentially all of its deposit base is comprised of local retail deposit accounts. A local retail deposit base tends to be somewhat insensitive to moderate interest rate fluctuations, and provides a reasonably stable and cost effective source of funds.

The Company also has the ability to borrow from the Federal Home Loan Bank ("the FHLB") on both a short and long-term basis, and does so whenever the cash requirements of its investing activities exceed deposit growth. The Company's borrowings from the FHLB are limited to the amount of qualified collateral that the Company holds. Based on available collateral, at September 30, 1995 the Company had potential access to over $100 million in additional financing, an amount well in excess of the Company's normal annual financing requirements.

Federal regulations require that the Company maintain reserves, in the form of cash on hand or deposit balances at the Federal Reserve Bank, against certain deposit liabilities. At September 30, 1995 the Company's reserve requirement was $1.7 million.

Management is not aware of any known trends, events, uncertainties, or proposed regulatory changes that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Capital resources
The Bank must maintain certain minimum regulatory capital ratios. Depending on the FDIC's overall quality rating of an institution, all but the highest rated banks must maintain a minimum Tier 1 leverage ratio of between 4.00% to 5.00%. The FDIC also requires banks to meet supplemental capital adequacy standards which measure qualifying capital against risk-weighted assets plus off-balance sheet items such as outstanding loan commitments and letters of credit.

The FDIC's minimum risk-based capital ratio requirement is 8.00%. Under current FDIC standards the Bank is "well capitalized". A "well capitalized" institution, as defined by the FDIC, is one which maintains a total risk-based capital ratio equal to, or greater than 10%, a tier 1 risk-based capital ratio equal to, or greater than 6%, and a tier 1 leverage ratio equal to, or greater than 5%.

The Bank's regulatory capital ratios were as follows:

--------------------------------------------------------------------------------
($ In thousands)                                     September 30,    June 30,
                                                              1995        1995
--------------------------------------------------------------------------------
Bank's capital components:
  Tier 1 capital (Stockholders' equity)                  $  18,850   $  18,509
  Tier 2 capital (Allowance for loan losses)                 1,525       1,466
--------------------------------------------------------------------------------
Bank's total risk-based capital                          $  20,375   $  19,975
================================================================================
Bank's capital ratios:
  Total risk-based                                           12.84 %     12.55 %
  Tier 1 risk-based                                          11.87       11.63
  Tier 1 leverage                                             6.32        6.20
================================================================================

The Bank is Bancorp's sole source of funds for dividend payments to its stockholders. Connecticut Banking Laws limit the amount of annual cash dividends that the Bank may pay to Bancorp to an amount which approximates the Bank's net income for the then current year, plus its retained net income for the prior two years. The Bank is also prohibited from paying a cash dividend that would reduce its capital to asset ratios below minimum regulatory requirements.

Bancorp reviews its dividend policy based on current and projected earnings, and by assessing the need to retain earnings to support long-term growth.

Average balances, interest, yields and rates
The following tables present condensed daily average statements of condition, the components of net interest income and selected statistical data: (1)

-------------------------------------------------------------------------------------------------------
Three months ended September 30,                    1995                              1994
                                       Average  Interest  Annualized     Average  Interest  Annualized
($ In thousands)                       Balance                  Rate     Balance                  Rate
-------------------------------------------------------------------------------------------------------
Assets:
Total loans                         $  225,031 $   4,307        7.65%  $ 200,900 $   3,555        7.07%
-------------------------------------------------------------------------------------------------------
Securities:
 Debt and equity                        39,890       615        6.13      45,323       685        6.00
 Money market and other                  1,886        27        5.70       3,659        39        4.03
 Mortgage-backed                        13,669       181        5.27      15,620       200        5.08
-------------------------------------------------------------------------------------------------------
   Total securities                     55,445       823        5.91      54,302       924        5.66
-------------------------------------------------------------------------------------------------------
   Total interest-bearing assets       250,476     5,130        7.31     265,702     4,479        6.73
Cash and due from banks                  6,983                             7,446
Other assets                             8,369                             9,779
-------------------------------------------------------------------------------------------------------
    Total assets                    $  295,828                         $ 282,927
=======================================================================================================
Liabilities and stockholders' equity
Interest bearing deposits:
  Time certificates                 $  142,188 $   1,924        5.38%  $ 123,748 $   1,432        4.59%
  Savings and NOW                       74,994       385        2.04      84,700       403        1.89
  Money market                          36,628       452        4.91      33,226       351        4.19
-------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits     253,810     2,761        4.35     241,674     2,186        3.62
  Borrowings                             4,781        88        7.32       7,640       124        6.44
-------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities  258,591     2,849        4.38     249,314     2,310        3.68
 Demand deposits                        16,717                            14,927
 Accrued taxes and other liabilities       127                               241
 Stockholders' equity                   20,393                            18,445
-------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity          $  295,828                         $  282,927
=======================================================================================================
Net interest income/rate spread                $   2,281        2.92%            $   2,169        3.05%
=======================================================================================================
Net interest margin                                             3.27%                             3.28%
=======================================================================================================

(1) Nonaccrual loans are included in the average balances outstanding.
    Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income.

Analysis of changes in interest income and expense
The following table presents the changes in interest income and expense for each major category of interest-bearing assets and liabilities, and the amount of the change attributable to changes in average outstanding balances ("volume") and rates. Changes attributable to both volume and rate changes have been allocated in proportion to the relationship of the absolute dollar amount of the changes in volume and rate.

--------------------------------------------------------------------------------
(In thousands)                                    Change from the quarter ended
                                                 September 30, 1994, to quarter
                                                    ended September 30, 1995,
                                                          Attributable to:
                                                     Rate     Volume      Total
--------------------------------------------------------------------------------
Interest income:
 Loans                                          $     305  $     447  $     752
 Securities                                            46       (147)      (101)
--------------------------------------------------------------------------------
Total interest income                                 351        300        651
--------------------------------------------------------------------------------
Interest expense:
 Deposits                                             355        220        575
 Borrowings                                            15        (51)       (36)
--------------------------------------------------------------------------------
Total interest expense                                370        169        539
--------------------------------------------------------------------------------
Net interest income                             $     (19) $     131  $     112
================================================================================

Net interest income
During the quarter ended September 30, 1995 net interest income totaled $2.3 million, up 5% from $2.2 million during the same period last year.

As shown in the preceding tables, the single largest contributor to the growth in net interest income was an increase in average loans outstanding. Average loans outstanding rose by 12%, from $200.9 million during the quarter ended September 30, 1994, to $225.0 million during the quarter ended September 30, 1995.

Compared to the same period last year, in 1995 all major categories of interest-bearing assets posted higher yields. The yield on total interest-bearing assets grew from 7.07% during the quarter ended September 30, 1994 to 7.65% during the quarter ended September 30, 1995.

All of the favorable effect of higher yields was offset by an increase in the cost of funds. Driven by higher deposit costs, the cost of funds rose from 3.68% during the quarter ended September 30, 1994 to 4.38% during the quarter ended September 30, 1995.

Non-interest income
Non-interest income consisted of the following:

--------------------------------------------------------------------------------
($ In thousands)                                         Three Months Ended
September 30,                                         1995      1994  % Change
--------------------------------------------------------------------------------
Banking service charges                          $     275 $     241        14 %
Loan servicing fees                                     42        44        (5)
Trust fees                                              33        24        38
Other                                                   40        27        48
--------------------------------------------------------------------------------
  Core non-interest income                             390       336        16
Income from real estate investments                     67         3     2,135
Gain (loss) on sale of loans                             2         2         -
Trading account gains (losses)                           -        24      (100)
--------------------------------------------------------------------------------
Total non-interest income                        $     459 $     365        26 %
================================================================================

The increase in banking service charges was primarily attributable to an increase in the number of outstanding checking accounts, and a correspondingly higher utilization of fee-based services by customers.

A decrease in the loan servicing portfolio was responsible for the decline in loan servicing fees.

The increase in trust fees resulted from growth in assets under management.

The growth in other non-interest income is primarily attributable to an increase in fees from the sale of insurance products.

The increase in income from real estate investments is the result of a $67,000 drop in the provision for losses on real estate investments.

The Company's ability to realize gains from the sale of securities varies with existing conditions in the financial markets.

Non-interest expense
Non-interest expense consisted of the following:

------------------------------------------------------------------------------------------------
($ In thousands)                                              Three Months Ended
September 30,                                                 1995          1994      % Change
------------------------------------------------------------------------------------------------
Salaries and benefits                                    $     834     $     760            10 %
Premises and equipment                                         345           257            34
Professional services                                          213           161            32
Insurance premiums                                              18           176           (90)
Other                                                          222           182            22
------------------------------------------------------------------------------------------------
  Core non-interest expense                                  1,632         1,536             6
Other real estate owned                                         36            16           125
------------------------------------------------------------------------------------------------
Total non-interest expense                               $   1,668     $   1,552             7 %
================================================================================================

Most of the increase in salaries and benefits resulted from higher merit increases in base salaries and bonuses, combined with an increase in medical insurance premiums.

The Company leases out unused space at its office locations. The increase in premises and equipment expense is primarily attributable to lower rental income, which resulted from the loss of a major tenant.

The decrease in insurance premiums was attributable to a refund of FDIC insurance premiums.

The Company's utilization of outside consultants, for technical advice related to the Company's trust department, caused the increase in professional services expense during 1995.

The increase in other expenses was primarily attributable to an increase in charitable contributions.

Part II - Other Information

Item 1. Legal proceedings.
Not applicable.

Item 2. Changes in securities.
Not applicable.

Item 3. Defaults upon senior securities.
Not applicable.

Item 4. Submission of matters to a vote of security holders.
Not applicable.

Item 5. Other information.
Not applicable.

Item 6. Exhibits and reports on Form 8-K.
Not applicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SHELTON BANCORP, INC.
                                     -----------------------------------------
                                     Registrant



By:                                  /s/ KENNETH E. SCHAIBLE
                                     -----------------------------------------
Date: October 27, 1995               Kenneth E. Schaible
                                     President & Treasurer
                                     (Principal Executive Officer)



By:                                  /s/ RALPH J. RODRIGUEZ
                                     -----------------------------------------
Date: October 27, 1995               Ralph J. Rodriguez
                                     Senior Vice President, Controller &
                                      Assistant Secretary
                                     (Chief Financial Officer)